Form 10-K
period 2003-02-28
CARMAX AUTO OWNER TRUST 2002-2
filed 2003-05-29
CIK 1205061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-89858-01

                         CARMAX AUTO OWNER TRUST 2002-2
             (Exact name of registrant as specified in its charter)

                   Delaware                                                    04-6988498
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

                       4900 Cox Road, Glen Allen, VA 23060
               (Address of principal executive offices, Zip Code)

                                 (804) 747-0422
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (x)(1) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: None

Documents incorporated by reference:  None
-----------------------

(1) In reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the registrant, the registrant has filed monthly Forms 8-K in lieu of Forms 10-Q.

                         CarMax Auto Owner Trust 2002-2
                                     Part I

Introductory Statement

Pooled Auto Securities Shelf LLC established the CarMax Auto Owner Trust 2002-2 (the "Trust") as of October 15, 2002 pursuant to a Trust Agreement among Pooled Auto Securities Shelf LLC, The Bank of New York (Delaware) (the "Delaware Trustee"), and The Bank of New York (the "Owner Trustee"). Pursuant to the Amended and Restated Trust Agreement dated as of December 1, 2002 among Pooled Auto Securities Shelf LLC, the Delaware Trustee and the Owner Trustee, the Trust issued in a public transaction the 3.84% Asset Backed Certificates (the "Certificates") in the initial principal amount of $10,000,000. Pursuant to the Indenture dated as of December 1, 2002 between the Trust and Wells Fargo Bank Minnesota, National Association (the "Indenture Trustee"), the Trust issued in a public transaction the Class A-1 Asset Backed Notes, Class A-2 Asset Backed Notes, Class A-3 Asset Backed Notes and Class A-4 Asset Backed Notes (collectively, the "Notes") in the aggregate initial principal amount of $490,000,000.

The property of the Trust includes, among other things, a pool of simple interest retail installment sale contracts originated by CarMax Auto Superstores, Inc. or one of its affiliates in the ordinary course of business in connection with the sale of new and used motor vehicles (the "Contracts"), payments due or received on or in respect of the Contracts after November 30, 2002 (the "Cut-Off Date"), security interests in the vehicles financed by the Contracts (the "Financed Vehicles") and certain other property described below. The principal balance of the Contracts was $500,000,060.80 as of the Cut-Off Date. CarMax Auto Superstores, Inc. sold the Contracts to Pooled Auto Securities Shelf LLC pursuant to a Receivables Purchase Agreement dated as of December 1, 2002 (the "Purchase Agreement").

Simultaneously with the issuance of the Notes and the Certificates, Pooled Auto Securities Shelf LLC sold and assigned to the Owner Trustee, for the benefit of the Trust and without recourse, all of Pooled Auto Securities Shelf LLC's interest in the Contracts, the proceeds thereof and certain other assets of the Trust pursuant to a Sale and Servicing Agreement dated as of December 1, 2002 (the "Sale and Servicing Agreement") among the Trust, as issuer, Pooled Auto Securities Shelf LLC, as depositor, and CarMax Auto Superstores, Inc., as seller and servicer (the "Servicer"). The Servicer services the Contracts pursuant to the Sale and Servicing Agreement and is compensated for acting as the Servicer. In order to facilitate the Servicer's servicing functions and minimize administrative burden and expenses, (i) the certificates of title for the Financed Vehicles will not be marked to reflect the Trust's security interest in the Financed Vehicles and (ii) the Servicer will act as custodian of the Contracts and the Contracts will not be segregated or otherwise marked to reflect their transfer to the Trust.

The property of the Trust also includes (i) various documents relating to the Contracts, (ii) various monies due under the Contracts on and after the Cut-Off Date, (iii) the right to receive proceeds from claims on various insurance policies covering the Financed Vehicles or the obligors under each related Contract, (iv) all amounts on deposit in the collection account, the note payment account, the certificate payment account and the reserve account, including all eligible investments credited thereto, (v) the benefits of an unconditional and irrevocable insurance policy issued by MBIA Insurance Corporation, (vi) rights under the Purchase Agreement to cause CarMax Auto Superstores, Inc. to repurchase Contracts affected materially and adversely by breaches of the representations and warranties of CarMax Auto Superstores, Inc. made in the Purchase Agreement, (vii) rights under the Sale and Servicing Agreement to cause the Servicer to purchase Contracts affected materially and adversely by breaches of the representations and warranties of the Servicer made in the Sale and Servicing Agreement and (viii) all proceeds of the foregoing.

As of February 28, 2003, the pool consisted of the following number of Contracts with the following delinquency characteristics:


Delinquency Experience of Contracts as of February 28, 2003


                                              Number of Loans     Balance

  31-60 days past due                         131                 $ 1,779,570.55
  61-90 days past due                         43                  $ 629,911.39
  91 or more days past due                    11                  $ 200,772.31

                  Total                       185                 $ 2,610,254.25


Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted maturity and seasoning, the pool factor, and other information relating to the Contracts may be obtained in the monthly report provided to the Trustee by the Servicer and filed on behalf of the Trust by the registrant on the Forms 8-K listed below in Part IV,
Item 15(b).

The registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of such reliance.

ITEM 1.  BUSINESS

Not applicable.

ITEM 2.  PROPERTIES

See the Introductory Statement to Part I above for a description of the property of the Trust.

ITEM 3.  LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

To the best knowledge of the registrant, there is no established public trading market for the Notes or the Certificates. The holder of record of all of the Notes and the Certificates (collectively, the "Securities") as of February 28, 2003 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Securities is not entitled to receive a certificate representing such

Securities except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Securities, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Securities for their own account or for the accounts of their customers. The address of Cede & Co. is:

                  Cede & Co.
                  c/o The Depository Trust Company
                  Seven Hanover Square
                  New York, New York  10004

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

                                     Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1) Financial Statements: Not applicable.
       (2) Financial Statement Schedules: Not applicable.
       (3) Exhibits: See Item 15(c).

(b)    Reports on Form 8-K.

       The registrant has filed the following Current Reports on Form 8-K with the Securities and Exchange Commission with respect to the fiscal year ending February 28, 2003: Current Reports on Form 8-K dated January 15, 2003, February 18, 2003 and March 17, 2003.

(c)    Exhibits:

       99.1     Annual Report of Accountant Relative to Servicing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CARMAX AUTO OWNER TRUST 2002-2

                       BY: CARMAX AUTO SUPERSTORES, INC.,
                           as Servicer


May 29, 2003           /s/  Keith D. Browning
                       ---------------------------------------------------------
                            Keith D. Browning
                            Executive Vice President and Chief Financial Officer

                                  CERTIFICATION

I, Keith D. Browning, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CarMax Auto Owner Trust 2002-2;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon the review required under the sale and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the sale and servicing agreement.


Date: May 29, 2003          /s/ Keith D. Browning
                            ---------------------------------------------------
                            Keith D. Browning.
                            Executive Vice President and
                            Chief Financial Officer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes or holders of the Certificates during the period covered by this report, and the registrant does not intend to furnish such materials to holders of the Notes or holders of the Certificates subsequent to the filing of this report.


                                INDEX TO EXHIBITS

 Exhibit Number               Description of Exhibit
 --------------               ----------------------

 99.1                         Annual Report of Accountant Relative to Servicing.